Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1995-08-11
CIK 811205

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-15434

            ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
     (Exact name of small business issuer as specified in its charter)

                      New Jersey                    76-0179824
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)

                        Issuer's telephone number:
                              (713) 358-8401


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No


                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                      $        790
  Accounts receivable - oil & gas sales                           14,065
  Other current assets                                             5,115

Total current assets                                              19,970

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        1,636,160
  Less  accumulated depreciation and depletion                 1,260,462

Property, net                                                    375,698

TOTAL                                                       $    395,668

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $      8,628
   Current portion of payable to general partner                  27,589

Total current liabilities                                         36,217

NONCURRENT PAYABLE TO GENERAL PARTNER                            329,299

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                              (16,449)
   General partner                                                46,601

Total partners' capital                                           30,152

TOTAL                                                       $    395,668






See accompanying notes to financial statements.

                                      I-1


ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                      QUARTER ENDED          SIX MONTHS ENDED

                             JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,
                                1995         1994          1995          1994

REVENUES:
  Oil and gas sales       $   43,694   $   40,337   $    89,546   $    78,702

EXPENSES:
  Depreciation and depletion  20,133       22,751        42,402        47,749
  Lease operating expenses     8,775       21,353        24,162        68,790
  Production taxes             1,905        1,907         4,071         3,724
  General and administrative   4,645        5,010        10,698        11,647

Total expenses                35,458       51,021        81,333       131,910

INCOME (LOSS) FROM OPERATIONS  8,236      (10,684)        8,213       (53,208)

OTHER EXPENSE:
  Interest expense              (541)      (2,186)         (989)       (3,281)

NET INCOME (LOSS)         $    7,695   $  (12,870)  $     7,224   $   (56,489)
























See accompanying notes to financial statements.

                                    I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       SIX MONTHS ENDED

                                                  JUNE 30,         JUNE 30,
                                                    1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $        7,224    $     (56,489)

Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
  Depreciation and depletion                          42,402           47,749
(Increase) decrease in:
  Accounts receivable - oil & gas sales               (1,822)          (1,311)
  Other current assets                                   163             (222)
Increase (decrease) in:
   Accounts payable                                   (2,048)         (39,914)
   Payable to general partner                        (19,910)          14,619

Total adjustments                                     18,785           20,921

Net cash provided (used) by operating activitie       26,009          (35,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development       (14,223)          19,612

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Increase) decrease in note payable to gener      (11,490)          17,109

NET INCREASE  IN CASH                                    296            1,153

CASH AT BEGINNING OF YEAR                                494            1,498

CASH AT END OF PERIOD                         $          790    $       2,651

Cash paid during period for interest          $          989    $       1,095












See accompanying notes to financial statements.

                                      I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2.In the fourth quarter of 1993, the Company borrowed $101,092 from the general partner, the proceeds of which were used to pay off a note to a bank. The resultant note payable to the general partner bore interest at a rate of prime plus three fourths of one percent or 9.75% and 7.54% during the second quarter of 1995 and 1994, respectively. Weighted average princi-pal outstanding was $116,015 during the second quarter of 1994. Principal payments of $7,925 completely repaid the note in the second quarter of 1995.



Item 2. Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter increased from $40,337 in 1994 to $43,694 in 1995. This represents an increase of $3,357 (8%). Oil sales increased by $3,591 (10%). A 16% increase in average oil sales price increased sales by $5,417. This increase was partially offset by a 5% decrease in oil production. Gas sales decreased by $234 (5%). A 20% decrease in average gas sales prices reduced sales by $1,035. This decrease was partially offset by an 18% increase in gas production. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The slight decrease in oil production was a result of the sale of the Florida acquisition, partially offset by the purchase of additional interest in the Concord acquisition. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $21,353 in 1994 to $8,775 in 1995. The decrease of $12,578 (59%) is primarily due to operating and workover expenses incurred in 1994 on the Florida acquisition which was sold in the fourth quarter of 1994.

Depreciation and depletion expense decreased from $22,751 in the second quarter of 1994 to $20,133 in the second quarter of 1995. This represents a decrease of $2,618 (12%). The changes in production, noted above, reduced depreciation and depletion expense by $257. A 10% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,361.
The rate decrease is primarily due to the sale of the Florida acquisition, which had a relatively higher depletion rate, partially offset by downward revisions of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $5,010 in 1994 to $4,645 in 1995. This decrease of $365 (7%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $78,702 in 1994 to $89,546 in 1995. This represents an increase of $10,844 (14%). Oil sales increased by $11,615 (17%). A 19% increase in average oil sales price increased sales by $12,880. This increase was partially offset by a 2% decrease in oil production. Gas sales decreased by $771 (7%). A 23% decrease in average gas sales prices reduced sales by $2,898. This decrease was partially offset by a 20% increase in gas production. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The slight decrease in oil production was a result of the sale of the Florida acquisition, partially offset by the purchase of additional interest in the Concord acquisition. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $68,790 in 1994 to $24,162 in 1995. The decrease of $44,628 (65%) is primarily due to operating and workover expenses incurred in 1994 on the Florida acquisition, which was sold in the fourth quarter of 1994. Depreciation and depletion expense decreased from $47,749 in the first six months of 1994 to $42,402 in the first six months of 1995. This represents a decrease of $5,347 (11%). A 12% decrease in the depletion rate reduced depreciation and depletion expense by $6,061. This decrease was partially offset by the changes in production, noted above.
The rate decrease is primarily due to the sale of the Florida acquisition, which had a relatively higher depletion rate, partially offset by downward revisions of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $11,647 in 1994 to $10,698 in 1995. This decrease of $949 (8%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above and the repayment of $11,490 on a note to the general partner in 1995 as compared to proceeds of $14,923 from a loan from the general partner in 1994. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION


        Item 1.   Legal Proceedings.

            None

        Item 2.   Changes in Securities.

            None

        Item 3.   Defaults Upon Senior Securities.

            Not Applicable

        Item 4.   Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.   Other Information.

            Not Applicable

        Item 6.   Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                              PROGRAM III - SERIES 2, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                      PROGRAM III - SERIES 2, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer