Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1995-11-13
CIK 811205

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------

                                                            September 30,
ASSETS                                                          1995
                                                            -------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash ................................................      $     3,617
  Accounts receivable - oil & gas sales ...............           13,420
  Other current assets ................................            2,221
                                                             -----------

Total current assets ..................................           19,258
                                                             -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        1,641,641
  Less  accumulated depreciation and depletion ........        1,282,635
                                                             -----------

Property, net .........................................          359,006
                                                             -----------

TOTAL .................................................      $   378,264
                                                             ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ...................................      $     5,753
   Current portion of payable to general partner ......           37,416
                                                             -----------

Total current liabilities .............................           43,169
                                                             -----------

NONCURRENT PAYABLE TO GENERAL PARTNER .................          299,328
                                                             -----------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners ...................................          (13,609)
   General partner ....................................           49,376
                                                             -----------

Total partners' capital ...............................           35,767
                                                             -----------

TOTAL .................................................      $   378,264
                                                             ===========






See accompanying notes to financial statements.
--------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------


(UNAUDITED)                           QUARTER ENDED                 NINE MONTHS
                               ---------------------------  ---------------------------

                               September 30, September 30,  September 30, September 30,
                                   1995          1994           1995          1994
                               ------------- -------------  ------------- -------------

REVENUES:
  Oil and gas sales .........     $44,792      $ 48,678       $ 134,338      $ 127,380
                                  --------     ---------      ----------     ----------

EXPENSES:
  Depreciation and depletion       22,173        24,308          64,575         72,057
  Lease operating expenses ..       9,357        16,518          33,519         85,308
  Production taxes ..........       1,978         2,400           6,049          6,124
  General and administrative        5,669         5,884          16,367         17,531
                                  --------     ---------      ----------      ---------

Total expenses ..............      39,177        49,110         120,510        181,020
                                  --------     ---------      ----------      ---------

INCOME (LOSS) FROM OPERATIONS       5,615          (432)         13,828        (53,640)
                                  --------     ---------      ----------      ---------

OTHER EXPENSE:
  Interest expense ..........        --          (4,572)           (989)        (7,853)
                                  --------     ---------       ---------      ---------

NET INCOME (LOSS) ...........     $ 5,615      $ (5,004)      $  12,839       $(61,493)
                                  ========     =========      ==========      =========





See accompanying notes to financial statements.
----------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                      -----------------------------

                                                      September 30,   September 30,
                                                          1995            1994
                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................      $ 12,839     $ (61,493)
                                                          ---------    ----------

Adjustments to reconcile net income (loss) to net
cash
   provided (used) by operating activities:
  Depreciation and depletion .......................        64,575        72,057
(Increase) decrease in:
  Accounts receivable - oil & gas sales ............        (1,177)          662
  Other current assets .............................         3,057          (199)
(Decrease) in:
   Accounts payable ................................        (4,923)      (37,317)
   Payable to general partner ......................       (40,054)       (5,132)
                                                           --------    ----------

Total adjustments ..................................        21,478        30,071
                                                           --------    ----------

Net cash provided (used) by operating activities ...        34,317       (31,422)
                                                           --------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs       (19,704)       18,833
                                                           --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in note payable to general ..       (11,490)       14,923
partner
                                                           --------    ----------

NET INCREASE  IN CASH ..............................         3,123         2,334

CASH AT BEGINNING OF YEAR ..........................           494         1,498
                                                           --------    ----------

CASH AT END OF PERIOD ..............................      $  3,617         3,832
                                                          =========    ==========

Cash paid during period for interest ...............      $    989     $   7,853
                                                          =========    ==========




See accompanying notes to financial statements.
---------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In the fourth quarter of 1993, the Company borrowed $101,092 from the general partner, the proceeds of which were used to pay off a note to a bank. The resultant note payable to the general partner bore interest at a rate of prime plus three fourths of one percent or 8.23% during the third quarter of 1994. Weighted average principal outstanding was $116,015 during the third quarter of 1994. Principal payments of $7,925 completely repaid the note in the second quarter of 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $48,678 in 1994 to $44,792 in 1995. This represents a decrease of $3,886 (8%). Oil sales decreased by $4,748 (11%). A 6% decrease in oil production reduced sales by $2,742, while a 5% decrease in the average oil sales price reduced sales by an additional $2,006. Gas sales increased by $862 (18%). A 28% increase in gas production increased sales by $1,370. This increase was partially offset by an 8% decrease in the average gas sales price. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The decrease in oil production was a result of the sale of the Florida acquisition, partially offset by the purchase of additional interest in the Concord acquisition. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $16,518 in 1994 to $9,357 in 1995. The decrease of $7,161 (43%) is primarily due to operating and workover expenses incurred in 1994 on the Florida acquisition which was sold in the fourth quarter of 1994.

Depreciation and depletion expense decreased from $24,308 in the third quarter of 1994 to $22,173 in the third quarter of 1995. This represents a decrease of $2,135 (9%). The changes in production, noted above, reduced depreciation and depletion expense by $263. An 8% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,872. The rate decrease is primarily due to the sale of the Florida acquisition, which had a relatively higher depletion rate, partially offset by downward revisions of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $5,884 in 1994 to $5,669 in 1995. This decrease of $215 (4%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $127,380 in 1994 to $134,338 in 1995. This represents an increase of $6,958 (5%). Oil sales increased by $6,867 (6%). A 10% increase in the average oil sales price increased sales by $10,657. This increase was partially offset by a 3% decrease in oil production. Gas sales increased by $91 (1%). A 23% increase in gas production increased sales by $3,515. This increase was partially offset by an 18% decrease in the average gas sales price. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The decrease in oil production was a result of the sale of the Florida acquisition, partially offset by the purchase of additional interest in the Concord acquisition. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $85,308 in 1994 to $33,519 in 1995. The decrease of $51,789 (61%) is primarily due to operating and workover expenses incurred in 1994 on the Florida acquisition, which was sold in the fourth quarter of 1994.

Depreciation and depletion expense decreased from $72,057 in the first nine months of 1994 to $64,575 in the first nine months of 1995. This represents a decrease of $7,482 (10%). An 11% decrease in the depletion rate reduced depreciation and depletion expense by $7,927. This decrease was partially offset by the changes in production, noted above. The rate decrease is primarily due to the sale of the Florida acquisition, which had a relatively higher depletion rate, partially offset by downward revisions of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $17,531 in 1994 to $16,367 in 1995. This decrease of $1,164 (7%) is primarily due to less staff time being required to manage the Company's operations.


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

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                PROGRAM III - SERIES 2, L.P.
                                                ----------------------------
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                  --------------------------
                                                        General Partner



                                               By: /s/ R. E. Densford
                                                   -------------------
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                         Officer




November 11, 1995                              By: /s/ James A. Klein
                                                   -------------------
                                                       James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer