Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1996-05-14
CIK 811205

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-15434

              ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0179824
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


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
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                              1996
                                                             -----------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                        $        5,469
  Accounts receivable - oil & gas sales                               23,043
  Other current assets                                                 1,723
                                                              ---------------

Total current assets                                                  30,235
                                                              ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,647,746
  Less  accumulated depreciation and depletion                     1,293,006
                                                              ---------------

Property, net                                                        354,740
                                                              ---------------

TOTAL                                                         $      384,975
                                                              ===============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                           $        6,297
   Current portion of payable to general partner                      39,223
                                                              ---------------

Total current liabilities                                             45,520
                                                              ---------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                289,471
                                                              ---------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   (1,850)
   General partner                                                    51,834
                                                              ---------------

Total partners' capital (deficit)                                     49,984
                                                              ---------------

TOTAL                                                         $      384,975
                                                              ===============





See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                 THREE MONTHS ENDED
                                     -----------------------------

                                        MARCH 31,       MARCH 31,
                                          1996            1995
                                     ---------------   ------------

REVENUES:
  Oil and gas sales                  $       53,690    $    45,852
                                     ---------------   ------------

EXPENSES:
  Depreciation and depletion                 16,717         22,269
  Lease operating expenses                   17,296         15,387
  Production taxes                            2,486          2,166
  General and administrative:                 9,241          6,053
                                     ---------------   ------------

Total expenses                               45,740         45,875
                                     ---------------   ------------

INCOME (LOSS) FROM OPERATIONS                 7,950            (23)
                                     ---------------   ------------

OTHER EXPENSE:
  Interest expense                                -           (448)
                                     ---------------   ------------

NET INCOME (LOSS)                    $        7,950    $      (471)
                                     ===============   ============




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                      THREE MONTHS ENDED

                                                 MARCH 31,           MARCH 31,
                                                   1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $    7,950           $   (471)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                       16,717             22,269
(Increase) decrease in:
  Accounts receivable - oil & gas sales            (9,453)            (3,665)
  Other current assets                              2,223              2,426
Increase (decrease) in:
   Accounts payable                                (7,153)               235
   Payable to general partner                      (2,092)            (5,282)

Total adjustments                                     242             15,983

Net cash provided by operating activities           8,192             15,512

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs         (4,852)            (8,656)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner         -             (3,565)

NET INCREASE  IN CASH                                3,340              3,291

CASH AT BEGINNING OF YEAR                            2,129                494

CASH AT END OF PERIOD                              $ 5,469           $  3,785

Cash paid during period for interest               $     -           $    448




See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $3,564 were made on the note payable to the general partner during the first quarter of 1995. Weighted average principal was $13,751 and bore interest at a weighted average rate of 9.64% during the first quarter of 1995. The note was completely repaid on May 1, 1995.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $45,852 in 1995 to $53,690 in 1996. This represents an increase of $7,838 or 17%. Oil sales increased $4,824 or 12%. A 34% increase in average oil prices increased sales by $11,334. This increase was partially offset by a 16% decrease in oil production. Gas sales increased by $3,014 or 53%. A 14% increase in average gas prices increased sales by $1,074. A 34% increase in gas production increased sales by an additional $1,940. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $15,387 in the first quarter of 1995 to $17,296 in the first quarter of 1996. The increase of $1,909 (12%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $22,269 in the first quarter of 1995 to $16,717 in the first quarter of 1996. This represents a decrease of $5,552 (25%). A 19% decrease in the depletion rate reduced depreciation and depletion expense by $3,799. The changes in production, noted above, decreased depreciation and depletion expense by an additional $1,753. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves at December 31, 1995.

General and administrative expenses increased from $6,053 in 1995 to $9,241 in 1996. This increase of $3,188 is primarily due to $3,207 higher direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above.

The Company discontinued the payment of distributions in January, 1994. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations on 1996. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 2, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     ---------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer