Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1996-08-14
CIK 811205

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                                     JUNE 30,
ASSETS                                                                1996
                                                                 ----------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                           $      7,697
  Accounts receivable - oil & gas sales                                20,899
  Other current assets                                                  1,700
                                                                 -------------

Total current assets                                                   30,296
                                                                 -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,660,904
  Less  accumulated depreciation and depletion                      1,307,712
                                                                 -------------

Property, net                                                         353,192
                                                                 -------------

TOTAL                                                            $    383,488
                                                                 =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $      4,891
   Current portion of payable to general partner                       33,693
                                                                 -------------

Total current liabilities                                              38,584
                                                                 -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 269,545
                                                                 -------------

PARTNERS' CAPITAL:
   Limited partners                                                    19,515
   General partner                                                     55,844
                                                                 -------------

Total partners' capital                                                75,359
                                                                 -------------

TOTAL                                                            $    383,488
                                                                 =============



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------


(UNAUDITED)                                        QUARTER ENDED             SIX MONTHS ENDED
                                          ---------------------------    --------------------------

                                             JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                               1996            1995           1996           1995
                                          ------------    -----------    -----------    -----------

REVENUES:
  Oil and gas sales                        $   49,619     $   43,694     $  103,309    $   89,546
                                          ------------    -----------    -----------    -----------

EXPENSES:
  Depreciation and depletion                   14,706         20,133         31,423         42,402
  Lease operating expenses                       (104)         8,775         17,192         24,162
  Production taxes                              2,436          1,905          4,922          4,071
  General and administrative                    7,206          4,645         16,447         10,698
                                          ------------    -----------    -----------    -----------

Total expenses                                 24,244         35,458         69,984         81,333
                                          ------------    -----------    -----------    -----------

INCOME FROM OPERATIONS                         25,375          8,236         33,325          8,213
                                          ------------    -----------    -----------    -----------

OTHER EXPENSE:
  Interest expense                                  -           (541)             -           (989)
                                          ------------    -----------    -----------    -----------

NET INCOME                                 $   25,375     $    7,695     $   33,325     $    7,224
                                          ============    ===========    ===========    ===========



See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                SIX MONTHS ENDED

                                             JUNE 30,           JUNE 30,
                                               1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  33,325          $   7,224
                                            ---------          ---------
Adjustments to reconcile net income
 to net cash provided by operating
   activities:
  Depreciation and depletion                   31,423             42,402
(Increase) decrease in:
  Accounts receivable - oil & gas sales        (7,309)            (1,822)
  Other current assets                          2,246                163
(Decrease) in:
   Accounts payable                             (8,559)           (2,048)
   Payable to general partner                  (27,548)          (19,910)
                                            ----------           --------
Total adjustments                               (9,747)           18,785
                                             ---------           --------
Net cash provided by operating activities       23,578            26,009
                                             ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs     (18,010)          (14,223)
                                              --------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner     -            (11,490)

NET INCREASE  IN CASH                            5,568               296

CASH AT BEGINNING OF YEAR                        2,129               494
                                               -------           -------
CASH AT END OF PERIOD                      $     7,697           $   790
                                             =========           =======
Cash paid during period for interest       $         -           $   989
                                             =========           =======





See accompanying notes to financial statements.
- -----------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In the fourth quarter of 1993, the Company borrowed $101,092 from the general partner, the proceeds of which were used to pay off a note to a bank. The resultant note payable to the general partner bore interest at a rate of prime plus three fourths of one percent or 9.75% during the second quarter of 1995. Principal payments of $7,925 completely repaid the note in the second quarter of 1995.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1996 Compared to Second Quarter 1995

Oil and gas sales for the second quarter increased to $49,619 in 1996 from $43,694 in 1995. This represents an increase of $5,925 (14%). Oil sales increased by $1,595 (10%). A 13% increase in average oil sales price increased sales by $4,809. This increase was partially offset by an 8% decrease in oil production. Gas sales increased by $4,330 (105%). An 80% increase in average gas sales prices increased sales by $3,759. A 14% increase in gas production increased sales by an additional $571. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the second quarter decreased to a negative $104 in 1996 from $8,775 in 1995. The decrease of $8,879 is primarily due from the settlement of the Company's equity investment in an electric cooperative which resulted from the purchase of electricity used on the Florida acquisition while it was owned by the Company.

Depreciation and depletion expense decreased to $14,706 in the second quarter of 1996 from $20,133 in the second quarter of 1995. This represents a decrease of $5,427 (27%). The changes in production, noted above, reduced depreciation and depletion expense by $754. A 24% decrease in the depletion rate reduced depreciation and depletion expense by an additional $4,673. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses incurred during the second quarter increased to $7,206 in 1996 from $4,645 in 1995. This increase of $2,561 is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1996 Compared to First Six Months in 1995

Oil and gas sales for the first six months increased to $103,309 in 1996 from $89,546 in 1995. This represents an increase of $13,763 (15%). Oil sales increased by $6,419 (8%). A 24% increase in average oil sales price increased sales by $16,391. This increase was partially offset by a 13% decrease in oil production. Gas sales increased by $7,344 (75%). A 41% increase in average gas sales prices increased sales by $5,018. A 24% increase in gas production increased sales by an additional $2,326. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses incurred during the first six months decreased to $17,192 in 1996 from $24,162 in 1995. The decrease of $6,970 (29%) is primarily due from the settlement of the Company's equity investment in an electric cooperative which resulted from the purchase of electricity used on the Florida acquisition while it was owned by the Company.

Depreciation and depletion expense decreased to $31,423 in the first six months of 1996 from $42,402 in the first six months of 1995. This represents a decrease of $10,979 (26%). A 21% decrease in the depletion rate reduced depreciation and depletion expense by $8,461. The changes in production, noted above, reduced depreciation and depletion expense by an additional $2,518. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $16,447 in the first six months of 1996 from $10,698 in the first six months of 1995. This increase of $5,749 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above and the repayment of $11,490 on a note to the general partner in 1995. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                               ENEX OIL & GAS INCOME
                                          PROGRAM III - SERIES 2, L.P.
                                          ----------------------------
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                              --------------------------
                                                  General Partner



                                           By: /s/ R. E. Densford
                                               ------------------
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




August 13, 1996                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer