Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1996-11-07
CIK 811205

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                     JUNE 30,
ASSETS                                                                1996
                                                                 --------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                           $      7,697
  Accounts receivable - oil & gas sales                                20,899
  Other current assets                                                  1,700
                                                                 -------------

Total current assets                                                   30,296
                                                                 -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,660,904
  Less  accumulated depreciation and depletion                      1,307,712
                                                                 -------------

Property, net                                                         353,192
                                                                 -------------

TOTAL                                                            $    383,488
                                                                 =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $      4,891
   Current portion of payable to general partner                       33,693
                                                                 -------------

Total current liabilities                                              38,584
                                                                 -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 269,545
                                                                 -------------

PARTNERS' CAPITAL:
   Limited partners                                                    19,515
   General partner                                                     55,844
                                                                 -------------

Total partners' capital                                                75,359
                                                                 -------------

TOTAL                                                            $    383,488
                                                                 =============


Number of $500 Limited Partner units outstanding                        4,270





See accompanying notes to financial statements.
------------------------------------------------------------------------------

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above and the repayment of $11,490 on a note to the general partner in 1995. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.


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


                                               ENEX OIL & GAS INCOME
                                          PROGRAM III - SERIES 2, L.P.
                                          ----------------------------
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                              --------------------------
                                                  General Partner



                                           By: /s/ R. E. Densford
                                               ------------------
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer





November 7, 1996                           By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer