Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1996-11-08
CIK 811205

----------------------------------------------------------------------------


----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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


     The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net subscriptions revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

     The Company owns royalty interests in certain oil and gas properties. A "royalty interest" is an interest retained by the lessor in the lease and payable out of 100% of proceeds before deducting any other interests. The
Company also owns overriding royalty interests in certain oil and gas properties. An "overriding royalty interest" is an interest in a property which was carved out of the working interest that is not subject to most operating costs associated with the property. The Company also owns working interests in certain oil and gas properties. A "working interest" is a portion of the operating interest which is subject to most of the costs associated with a well.



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


     The operators of the Company's properties are noted in Item 2 below. Although a significant portion of the Company's properties were operated by a limited number of operators, this concentration does not pose a significant risk since the Company's rights are secured by joint operating agreements.

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


     The FLORIDA acquisition consists of working interests and a small overriding royalty interest in 3 producing wells in Hendry County, Florida. The Company acquired its interests effective June of 1987 for $327,725. Effective October 1, 1994, the Company sold its interest in the Florida acquisition to
Enex  Resources   Corporation  for  $55,485  plus  assumption  of  plugging  and abandonment liabilities of the properties by Enex. No gain or loss was recognized as a result of this sale. The Florida Acquisition is operated by Enex.


                 Purchase price as used above is defined as the actual contract price plus finders' fees, if applicable. Miscellaneous acquisition expenses, subsequent capital items, etc. are not included.

Oil and Gas Reserves

                 For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates

ENEX OIL & GAS iNCOME PROGRAM III - SERIES 2, L.P.

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




See accompanying notes to financial statements.
----------------------------------------------------------------------------

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


     On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial financial


                                     III-2
support  to his  mother,  (2)  commingled  his mother's  assets with his own,
(3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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


     The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $27,335 and $34,009 of such administrative costs payable to the General Partner in 1995 and 1994, respectively.


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


     See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates susch properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.



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

                                      ENEX OIL & GAS INCOME PROGRAM III -
                                             SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




November 7, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on November 7, 1996, by the following persons in the capacities indicated.



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