Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1996-11-14
CIK 811205

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                September 30,
ASSETS                                                               1996
                                                              ---------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                        $      11,057
  Accounts receivable - oil & gas sales                              22,595
  Other current assets                                                1,108
                                                              --------------

Total current assets                                                 34,760
                                                              --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,652,552
  Less  accumulated depreciation and depletion                    1,320,349
                                                              --------------

Property, net                                                       332,203
                                                              --------------

TOTAL                                                         $     366,963
                                                              ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $       3,139
   Current portion of payable to general partner                     29,288
                                                              --------------

Total current liabilities                                            32,427
                                                              --------------

NONCURRENT PAYABLE TO GENERAL PARTNER                               234,307
                                                              --------------

PARTNERS' CAPITAL:
   Limited partners                                                  40,636
   General partner                                                   59,593
                                                              --------------

Total partners' capital                                             100,229
                                                              --------------

TOTAL                                                         $     366,963
                                                              ==============

Number of $500 Limited Partner units outstanding                      4,270



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                QUARTER ENDED                         NINE MONTHS ENDED
                                    --------------------------------------    ----------------------------------------

                                      September 30,        September 30,        September 30,         September 30,
                                          1996                  1995                 1996                  1995
                                    -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                 $         53,041     $         44,792     $        156,350     $          134,338
                                    -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                  12,637               22,173               44,060                 64,575
  Lease operating expenses                     7,153                9,357               24,345                 33,519
  Production taxes                             2,559                1,978                7,481                  6,049
  General and administrative                   5,822                5,669               22,269                 16,367
                                    -----------------    -----------------    -----------------    -------------------

Total expenses                                28,171               39,177               98,155                120,510
                                    -----------------    -----------------    -----------------    -------------------

INCOME FROM OPERATIONS                        24,870                5,615               58,195                 13,828
                                    -----------------    -----------------    -----------------    -------------------

OTHER EXPENSE:
  Interest expense                                 -                    -                    -                   (989)
                                    -----------------    -----------------    -----------------    -------------------

NET INCOME                           $        24,870     $          5,615     $         58,195     $           12,839
                                    =================    =================    =================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------

(UNAUDITED)
                                                           NINE MONTHS ENDED
                                                     ------------------------------

                                                      September 30,    September 30,
                                                         1996              1995
                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $    58,195        $   12,839
                                                     ------------      ------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                              44,060            64,575
(Increase) decrease in:
  Accounts receivable - oil & gas sales                   (9,005)           (1,177)
  Other current assets                                     2,838             3,057
(Decrease) in:
   Accounts payable                                      (10,311)           (4,923)
   Payable to general partner                            (67,191)          (40,054)
                                                     ------------      ------------

Total adjustments                                        (39,609)           21,478
                                                     ------------      ------------

Net cash provided by operating activities                 18,586            34,317
                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                (9,658)          (19,704)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) in note payable to general partner               -           (11,490)
                                                     ------------      ------------

NET INCREASE  IN CASH                                      8,928             3,123

CASH AT BEGINNING OF YEAR                                  2,129               494
                                                     ------------      ------------

CASH AT END OF PERIOD                                $    11,057        $    3,617
                                                     ============      ============

Cash paid during period for interest                 $         -        $      989
                                                     ============      ============



See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In the fourth quarter of 1993, the Company borrowed $101,092 from the general partner, the proceeds of which were used to pay off a note to a bank. The resultant note payable to the general partner bore interest at a rate of prime plus three fourths of one percent or 9.75% during the third quarter of 1995. Principal payments of $7,925 completely repaid the note in the second quarter of 1995.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter increased to $53,041 in 1996 from $44,792 in 1995. This represents an increase of $8,249 (18%). Oil sales increased by $7,729 (20%). A 33% increase in average oil sales price increased sales by $11,175. This increase was partially offset by a 9% decrease in oil production. Gas sales increased by $520 (9%). A 57% increase in average gas sales prices increased sales by $2,252, partially offset by a 30% decrease in gas production. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines.

Lease operating expenses for the third quarter decreased to $7,153 in 1996 from $9,357 in 1995. The decrease of $2,204 is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $12,637 in the third quarter of 1996 from $22,173 in the third quarter of 1995. This represents a decrease of $9,536 (43%). The changes in production, noted above, reduced depreciation and depletion expense by $2,975. A 34% decrease in the depletion rate reduced depreciation and depletion expense by an additional $6,561. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses incurred during the third quarter increased to $5,822 in 1996 from $5,669 in 1995. This increase of $153 (34%) is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1996 Compared to First Nine Months in 1995

Oil and gas sales for the first nine months increased to $156,350 in 1996 from $134,338 in 1995. This represents an increase of $22,012 (16%). Oil sales increased by $14,148 (12%). A 26% increase in average oil sales price increased sales by $27,814. This increase was partially offset by a 12% decrease in oil production. Gas sales increased by $7,864 (51%). A 44% increase in average gas sales prices increased sales by $7,168, while a 5% increase in production increased sales by an additional $696. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses incurred during the first nine months decreased to $24,345 in 1996 from $33,519 in 1995. The decrease of $9,174 (27%) is primarily due from the settlement of the Company's equity investment in an electric cooperative which resulted from the purchase of electricity used on the Florida acquisition while it was owned by the Company.

Depreciation and depletion expense decreased to $44,060 in the first nine months of 1996 from $64,575 in the first nine months of 1995. This represents a decrease of $20,515 (32%). A 25% decrease in the depletion rate reduced depreciation and depletion expense by $15,027. The changes in production, noted above, reduced depreciation and depletion expense by an additional $5,488. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $22,269 in the first nine months of 1996 from $16,367 in the first nine months of 1995. This increase of $5,902 is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                              ENEX OIL & GAS INCOME
                                         PROGRAM III - SERIES 2, L.P.
                                                  (Registrant)



                                          By:ENEX RESOURCES CORPORATION
                                                 General Partner



                                          By: /s/ R. E. Densford
                                                  R. E. Densford
                                            Vice President, Secretary
                                          Treasurer and Chief Financial
                                                     Officer




November 13, 1996                         By: /s/ James A. Klein
                                             -------------------
                                                   James A. Klein
                                               Controller and Chief
                                                Accounting Officer