Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1997-01-08
CIK 811205

----------------------------------------------------------------------------


----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                               Number of Record Holders
               Title of Class                    (as of March 1, 1996)

             -----------------                -------------------------------


          General Partner's Interests                      1

          Limited Partnership Interests                  1,195



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


            The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. The Company repaid the note payable to the general partner in 1995, and plans to repay the payable amount owed to the general partner over a nine year period.


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.


BALANCE SHEET, DECEMBER 31, 1995
-------------------------------------------------------------------------------

ASSETS
                                                                        1995
                                                                   ------------
CURRENT ASSETS:
  Cash                                                             $     2,129
  Accounts receivable - oil & gas sales                                 13,590
  Other current assets                                                   3,946
                                                                   ------------

Total current assets                                                    19,665
                                                                   ------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,642,894
  Less  accumulated depreciation and depletion                       1,276,289
                                                                   ------------

Property, net                                                          366,605
                                                                   ------------

TOTAL                                                              $   386,270
                                                                   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                $    13,450
   Payable to general partner                                          330,786
                                                                   ------------

Total current liabilities                                              344,236
                                                                   ------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                     (7,335)
   General partner                                                      49,369
                                                                   ------------

Total partners' capital                                                 42,034
                                                                   ------------

TOTAL                                                              $   386,270
                                                                   ============


Number of $500 Limited Partner units outstanding                         4,270




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------


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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

                       ENEX OIL & GAS INCOME PROGRAM III -
                                 SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                               the General Partner




December 23, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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