Form 10KSB
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1997-03-31
CIK 811205

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 221,436

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
               ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.


Item No.                Part I                                      Page
---------              ----------                                 -------



        1      Description of Business                               I-1

        2      Description of Property                               I-3

        3      Legal Proceedings                                     I-5

        4      Submission of Matters to a Vote
               of Security Holders                                   I-5


                       Part II
                      -----------


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

                      Part III
                     -------------


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

               The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

               Amoco Production Company and Exxon Corporation accounted for 20% and 13%, respectively, of the Company's total sales in 1996. Amoco Production Company and Exxon Corporation accounted for 24% and 13%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such reliance is not deemed material by the general partner due to the commodity nature of the Company's products.

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

               Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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

               The Company retains working interests ranging from 0.01% to 1.22% of the total Concord acquisition at December 31, 1996. The Concord acquisition is operated by nearly 100 different oil and gas producers.

               The FLORIDA acquisition consists of working interests and a small overriding royalty interest in 3 producing wells in Hendry County, Florida. The Company acquired its interests effective June of 1987 for $327,725. Effective October 1, 1994, the Company sold its interest in the Florida acquisition to
Enex  Resources   Corporation  for  $55,485  plus  assumption  of  plugging  and abandonment liabilities of the properties by Enex. No gain or loss was recognized as a result of this sale. The Florida acquisition was operated by Enex.

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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.


Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.


                                                        1996          1995
                                                        ----          ----

Crude oil and condensate (Bbls)....................    9,080         9,805
Natural gas (Mcf)..................................   14,676        13,356

               The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995.


                                                    1996       1995
                                                    ----       ----

Average sales price per barrel of oil.......... $  20.61    $ 15.67
Average sales price per Mcf of gas.............     2.34       1.60
Average production cost per equivalent
   barrel of production........................     4.39       5.75


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



Number of Equity Security Holders

                                                    Number of Record Holders
                Title of Class                        (as of March 1, 1997)
             --------------------                  --------------------------


           General Partner's Interests                          1

           Limited Partnership Interests                      1,081



Dividends

           The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1997. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions.

Item 6.       Management's Discussion and Analysis or Plan of Operations


Results of Operations

              This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

              Oil and gas sales in 1996 were $221,436 as compared with $175,023 in 1995. Oil and gas sales increased by $46,413 or 27% from 1995 to 1996. Oil sales increased by $33,427 or 22%. A 32% increase in the average oil sales price increased sales by $44,788. This increase was partially offset by a 7% decline in oil production. Gas revenues increased by $12,986 or 61%. A 46% increase in the average gas sales price increased sales by $10,874. A 10% increase in gas production increased sales by an additional $2,112. The increases in average oil and gas prices correspond with higher prices in the overall market for the sale of oil and gas. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily due to enhanced production improvements made on the Concord acquisition in 1995 and 1996.

              Lease operating expenses were $40,108 in 1996 as compared with $61,350 in 1995. Lease operating expenses decreased by $21,242 or 35% from 1995 to 1996. This decrease was primarily due to enhanced recovery costs incurred on the Concord acquisition in 1995.

              Depreciation and depletion expense was $51,496 in 1996 as compared with $58,229 in 1995. Depletion and depreciation expense decreased by $6,733 or 12% from 1995 to 1996. An 8% decrease in the depletion rate reduced depreciation and depletion expense by $4,294. The changes in production, noted above, reduced depreciation and depletion expense by an additional $2,439. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves during December 1996.

              General and administrative expenses were $35,769 in 1996 as compared with $27,465 in 1995. General and administrative expenses increased by $8,304 or 30% from 1995 to 1996. This increase was primarily a result of more time being required to manage the Company in 1996 and due to a $3,876 increase in direct expenses incurred by the Company in 1996.


Capital Resources and Liquidity

              The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales, described above, and the repayment of $95,267 of payable to general partner versus a total of $57,502 of debt repaid in 1995.

              The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1997. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. The Company repaid the note payable to the general partner in 1995, and plans to repay the payable amount owed to the general partner over an eight year period.

              At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.        Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program III - Series 2, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program III - Series 2, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program III - Series 2, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program III - Series 2, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

BALANCE SHEET, DECEMBER 31, 1996
---------------------------------------------------------------------------

ASSETS
                                                                       1996
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $      14,098
  Accounts receivable - oil & gas sales                                25,282
  Other current assets                                                  1,017
                                                                --------------

Total current assets                                                   40,397
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
    mineral interests and related equipment & facilities            1,659,726
  Less  accumulated depreciation and depletion                      1,327,785
                                                                --------------

Property, net                                                         331,941
                                                                --------------

TOTAL                                                           $     372,338
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $      11,177
   Current portion of payable to general partner                      235,519
                                                                --------------

Total current liabilities                                             246,696
                                                                --------------

PARTNERS' CAPITAL:
   Limited partners                                                    62,761
   General partner                                                     62,881
                                                                --------------

Total partners' capital                                               125,642
                                                                --------------

TOTAL                                                           $     372,338
                                                                ==============


Number of $500 Limited Partner units outstanding                       4,270



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
---------------------------------------------------------

                                                                                     PER $500
                                                                                     LIMITED
                                                                                     PARTNER
                                                     GENERAL           LIMITED       UNIT OUT-
                                       TOTAL         PARTNER          PARTNERS       STANDING
                                --------------   --------------    ------------    -----------

BALANCE, JANUARY 1, 1995        $      22,928    $      41,639       $ (18,711)     $      (4)

NET INCOME                             19,106            7,730          11,376              3
                                --------------   --------------    ------------    -----------

BALANCE, DECEMBER 31, 1995             42,034           49,369          (7,335)            (1)

NET INCOME                             83,608           13,512          70,096             16
                                --------------   --------------    ------------    -----------

BALANCE, DECEMBER 31, 1996      $     125,642    $      62,881       $  62,761 (1)  $      15
                                ==============   ==============    ============    ===========



(1)  Includes 920 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 2, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------

                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $           83,608           $       19,106
                                                     -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                     51,496                   58,229
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         (11,692)                  (1,347)
  Other current assets                                            2,929                    1,332
Increase (decrease) in:
   Accounts payable                                              (2,273)                   2,774
   Payable to general partner                                   (95,267)                 (46,012)
                                                     -------------------      -------------------

Total adjustments                                               (54,807)                  14,976
                                                     -------------------      -------------------

Net cash provided by operating activities                        28,801                   34,082
                                                     -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) - development costs                    (16,832)                 (20,957)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner                       -                  (11,490)
                                                     -------------------      -------------------

NET INCREASE IN CASH                                             11,969                    1,635

CASH AT BEGINNING OF YEAR                                         2,129                      494
                                                     -------------------      -------------------

CASH AT END OF YEAR                                  $           14,098          $         2,129
                                                     ===================      ===================

Cash paid during year for interest                   $                -          $           989
                                                     ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------


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

3.             PAYABLE TO GENERAL PARTNER

               The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amount owed to the general partner over a period of eight years.

4.             FEDERAL INCOME TAXES

               General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1996:

                                                                           Allocable to               Per $500 Limited
                                                            -------------------------------------
                                                                  General            Limited                Partner Unit
                                             TOTAL                Partner           Partners                Outstanding
                                       -----------------    ------------------ ------------------   ---------------------------
Net income as reflected in
the accompanying financial
statements                             $         83,608     $          13,512  $          70,096    $                       16
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                         (8,886)                 (889)            (7,997)                           (2)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                           9,528                     -              9,528                             3
                                       -----------------    ------------------ ------------------   ---------------------------

Net income for federal
   income tax purposes                 $         84,250     $          12,623  $          71,627    $                       17
                                       =================    ================== ==================   ===========================

Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                             Allocable to               Per $500 Limited
                                                              -------------------------------------
                                                                    General            Limited                Partner Unit
                                               TOTAL                Partner           Partners                Outstanding
                                         -----------------    ------------------ ------------------     -------------------------
Partners' capital as reflected in the
  accompanying financial statements      $        125,642     $          62,881  $          62,761    $                       15
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                         (238,274)              (23,832)          (214,442)                          (50)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                 161,794                     -            161,794                            38
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                          205,788                     -            205,788                            48
                                         -----------------    ------------------ ------------------   ---------------------------

Partners' capital for federal
     income tax purposes                 $        254,950     $          39,049  $         215,901    $                       51
                                         =================    ================== ==================   ===========================

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

6.             SIGNIFICANT PURCHASERS

               Amoco Production Company and Exxon Corporation accounted for 20% and 13%, respectively, of the Company's total sales in 1996. Amoco Production Company and Exxon Corporation accounted for 24% and 13%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

7.             NOTE PAYABLE TO GENERAL PARTNER

               The Company borrowed $89,000 from the general partner in 1993 a portion of which was utilized to repay a note payable to a bank. On March 2, 1994, the Company borrowed an additional $30,000 in order to finance workover costs incurred at the Florida properties. Principal payments of $11,490 were made in 1995, completely repaying the note in May 1995. The weighted average principal outstanding was $3,969 during 1995. The note bore interest of an average rate of 9.75% in 1995, which was the general partner's borrowing rate of prime plus three-fourths of one percent.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                             Per $500                                  Per $500
                                                              Limited              Natural              Limited
                                          Oil              Partner Unit              Gas             Partner Unit
                                         (BBLS)             Outstanding             (MCF)             Outstanding
                                       --------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1995                               49,495                    11               66,728                   14

    Revisions of previous estimates           22,012                     4               28,385                    6
    Production                                (9,805)                   (2)             (13,356)                  (3)
                                       --------------    ------------------   ------------------   ------------------

December 31, 1995                             61,702                    13               81,757                   17

    Revisions of previous estimates            8,848                     2               22,449                    5
    Production                                (9,080)                   (2)             (14,676)                  (3)
                                       --------------    ------------------   ------------------   ------------------

December 31, 1996                             61,470                    13               89,530                   19
                                       ==============    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1995                               49,495                    11               66,728                   14
                                       ==============    ==================   ==================   ==================

December 31, 1995                             61,702                    13               81,757                   17
                                       ==============    ==================   ==================   ==================

December 31, 1996                             61,470                    13               89,530                   19
                                       ==============    ==================   ==================   ==================

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

               Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

                 The   Company's   sole  General   Partner  is  Enex   Resources
Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

                 Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972- 1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro- Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

                 William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

                 Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the

                                      III-1

Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

                 James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

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


                                      III-2

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.         Executive Compensation

                 The Company has no Directors or executive officers.

                 The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

                 The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $27,371 and $22,943 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

                                      III-3

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                              $500 Limited
                           Name of           Partner Units       Percent
 Title of Class       Beneficial Owner      Owned Directly      of Class

 Limited Partner       Enex Resources               920         21.5391%


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

               See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

Item 13.       Exhibits and Reports on Form 8-K

                                                                      Sequential
                                                                        Page No.

                                                                ----------------


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


                                      III-4

                       (22)       Not Applicable

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

                                    ENEX OIL & GAS INCOME PROGRAM III -
                                         SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                                 the General Partner




March 18, 1997                      By:     /s/   G. B. Eckley
                                              -------------------
                                                  G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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