Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 2 L P
filed 1997-05-15
CIK 811205

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                              1997
                                                              ---------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                        $       13,151
  Accounts receivable - oil & gas sales                               21,822
  Other current assets                                                 1,040
                                                              ---------------

Total current assets                                                  36,013
                                                              ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            1,661,595
  Less  accumulated depreciation and depletion                     1,339,802
                                                              ---------------

Property, net                                                        321,793
                                                              ---------------

TOTAL                                                         $      357,806
                                                              ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $       11,368
   Current portion of payable to general partner                     200,977
                                                              ---------------

Total current liabilities                                            212,345
                                                              ---------------

PARTNERS' CAPITAL:
   Limited partners                                                   79,399
   General partner                                                    66,062
                                                              ---------------

Total partners' capital                                              145,461
                                                              ---------------

TOTAL                                                         $      357,806
                                                              ===============


Number of $500 Limited Partner units outstanding                       4,270



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                              THREE MONTHS ENDED
                                    ----------------------------------------

                                        MARCH 31,             MARCH 31,
                                          1997                   1996
                                  --------------------   -------------------
REVENUES:
  Oil and gas sales               $            54,788    $           53,690
                                  --------------------   -------------------

EXPENSES:
  Depreciation and depletion                   12,017                16,717
  Lease operating expenses                     14,431                17,296
  Production taxes                              2,603                 2,486
  General and administrative                    5,918                 9,241
                                  --------------------   -------------------

Total expenses                                 34,969                45,740
                                  --------------------   -------------------

NET INCOME                        $            19,819    $            7,950
                                  ====================   ===================


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
----------------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                  LIMITED
                                                                                                  PARTNER
                                                        GENERAL              LIMITED             UNIT OUT-
                                    TOTAL               PARTNER             PARTNERS             STANDING
                             ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996     $          42,034    $          49,369         $     (7,335)         $        (2)

NET INCOME                              83,608               13,512               70,096                   17
                             ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996             125,642               62,881               62,761                   15

NET INCOME                              19,819                3,181               16,638                    4
                             ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997      $         145,461    $          66,062         $     79,399 (1)       $       19
                             ==================   ==================    =================    =================


(1)  Includes 920 units purchased by the general partner as a limited partner.


See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-3

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                      ------------------------------------------

                                                         MARCH 31,                MARCH 31,
                                                            1997                    1996
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $           19,819           $        7,950
                                                    -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                    12,017                   16,717
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          3,460                   (9,453)
  Other current assets                                             (23)                   2,223
Increase (decrease) in:
   Accounts payable                                                191                   (7,153)
   Payable to general partner                                  (34,542)                  (2,092)
                                                    -------------------      -------------------

Total adjustments                                              (18,897)                     242
                                                    -------------------      -------------------

Net cash provided by operating activities                          922                    8,192
                                                    -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                      (1,869)                  (4,852)
                                                    -------------------      -------------------

NET INCREASE  (DECREASE) IN CASH                                  (947)                   3,340

CASH AT BEGINNING OF YEAR                                       14,098                    2,129
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $           13,151            $       5,469
                                                    ===================      ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $53,690 in 1996 to $54,788 in 1997. This represents an increase of $1,098 or 2%. Oil sales increased $2,429 or 5%. A 4% increase in average oil prices increased sales by $1,860. A 1% increase in oil production increased sales by an additional $569. Gas sales decreased by $1,331 or 15%. A 38% decline in gas production reduced gas sales by $3,349. This decrease was partially offset by a 37% increase in average gas. Oil production was relatively stable as improved production from workovers performed in 1996 were offset by natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $17,296 in the first quarter of 1996 to $14,431 in the first quarter of 1997. The decrease of $2,865 (17%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $16,717 in the first quarter of 1996 to $12,017 in the first quarter of 1997. This represents a decrease of $4,700 (28%). A 22% decrease in the depletion rate reduced depreciation and depletion expense by $3,309. The changes in production, noted above, decreased depreciation and depletion expense by an additional $1,391. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $9,241 in 1996 to $5,918 in 1997. This decrease of $3,323 is primarily due to $1,645 lower direct expenses incurred by the Company in 1997, coupled with less staff time being required to manage the Company's operations in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above.

The Company discontinued the payment of distributions in January, 1994. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations on 1997. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 2, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     ---------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer